Form 10KSB
ATLANTIS INTERNATIONAL CORP
filed 2008-01-28
CIK 8286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 000-05076

ATLANTIS INTERNATIONAL CORPORATION
(Exact name of small business issuer as specified in its charter)

New Jersey	58-1597246
(State or other jurisdiction of	(IRS Employer incorporation
identification No.)	or organization)

6222 Richmond Ave.  Suite 360
Houston, Texas 77057
(Address of principal executive offices)

(281) 334-9479
(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE PER SHARE

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ].

The issuer's revenues for the most recent fiscal year ended December 31, 2006 were $0.

There is currently no public market for the Registrant's common stock.

As of January 7, 2008 the issuer had 14,884,621 shares of common stock, $0.001 par value per share outstanding ("Common Stock").

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes [  ] No [X]

ATLANTIS INTERNATIONAL CORPORATION
FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2006
INDEX

Part I

PART I

ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING STATEMENTS UNDER "ITEM 1. DESCRIPTION OF BUSINESS," AND "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS", CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF ATLANTIS INTERNATIONAL CORPORATION ("ATLANTIS", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED ARE TO DECEMBER 31, 2006.

Business History

Atlantis International Corporation (“Atlantis,” “we,” “us” and the “Company”) was incorporated in New Jersey on November 3, 1959, as American Land Investment Corp. In December 1961, as result of a merger with Jersey Investment Corp, its name was changed to Atlantis International Corporation. On July 29, 2003, Atlantis acquired all of the issued and outstanding shares of common stock of Bederra Incorporated, a Texas corporation ("Bederra"), in exchange for the issuance of 3,000,000 shares of common stock, par value $.01 per share, to the holders of Bederra's common stock.  Bederra provided equipment leasing and financing to a diverse number of small and large companies throughout the U.S.

In December 2004, Atlantis’ then Chief Executive Officer, S.E. Altman entered into a letter agreement with Daniel Dror II Trust of 1998, a trust beneficially owned by Daniel Dror II, our current Chief Executive Officer and Director (the “Dror Trust” and the “Purchase Agreement”).  Pursuant to the Purchase Agreement, the Dror Trust had the right to purchase 6,820,000 shares of common stock of Atlantis held by Mr. Altman and various other affiliates of the Company for aggregate consideration of $150,000.  The $150,000 was eventually paid to Mr. Altman by Daniel Mushin, our current President and Director, on behalf of the Dror Trust, and the Dror Trust received the 6,820,000 shares of common stock.  The Purchase Agreement closed on February 28, 2005.

Additionally, the parties had agreed that Mr. Mushin would receive 7,500,000 shares of common stock in connection with services rendered in connection with the Purchase Agreement, which shares were issued to Mr. Mushin subsequent to the date of the Purchase Agreement.  The Purchase Agreement closed on February 28, 2005.

In January 2005, Atlantis’ Board of Directors agreed that it was in the best interests of the Company to divest its interest in Bederra, and the Company agreed to spin-off Bederra as a stand alone company, by giving each shareholder of the Company as of December 31, 2004, one share of Bederra for each share of the Company which they owned, effective as of January 1, 2005.  Since January 2005, the Company has had no operations or assets.

Current Status as a Blank Check Shell Company

Since approximately January 2005, we have been classified as a "shell company". Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the "Securities Act") defines "shell company," as a company (other than an asset-backed issuer), which has "no operations; and either no or nominal assets; assets consisting of solely cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets." Additionally, since approximately January 2005, our lack of operations has classified us as a "blank check" company, which is defined as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

We currently plan to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent that desires to employ our funds in its business. Additionally, and/or in lieu of a possible merger with a target company, we may acquire rights to certain oil and gas properties in the future, funding permitting, of which there can be no assurance.  Our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business (and/or an acquisition) rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business; however, the Company’s current management is using the majority of their efforts to pursue a potential oil and gas acquisition, of which there can be no assurance.

The analysis of new business opportunities has and will be undertaken by or under the supervision of Daniel Dror II and Daniel Mushin, our sole officers and Directors. As of the date of this filing, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for us. In our efforts to analyze potential acquisition targets, we may consider the following kinds of factors:

(a)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)	Strength and diversity of management, either in place or scheduled for recruitment;

(d)
Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)	The cost of participation by us as compared to the perceived tangible and intangible values and potentials;

(f)	The extent to which the business opportunity can be advanced;

(g)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, our management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the limited capital we have available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, our respective needs and desires as well as those of the promoters of the opportunity, and the relative negotiating strength of us and such promoters.

It is likely that we will acquire our participation in a business opportunity through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon the issuance to the stockholders of the acquired company of at least 80 percent of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares. This could result in substantial additional dilution to the equity of those who were our stockholders prior to such reorganization.

Our present stockholders may not have control of a majority of our voting shares following a reorganization transaction or as part of such a transaction, all or a majority of our directors may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of our management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in our loss of the related costs incurred.

We presently have no employees apart from our sole officers and Directors, Mr. Daniel Dror II and Mr. Daniel Mushin who are engaged in outside business activities and as a result, they anticipate the amount of time they will be able to devote to our business will be very limited until the acquisition of a successful business opportunity has been consummated. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Intellectual Property

We do not own or hold the rights to any intellectual property.

 Research and Development

We did not spend any funds on research and development during fiscal 2004, 2005, or 2006 to date. We do not anticipate spending any amounts on research and development until such time as we affect a business combination, if at all.

ITEM 2. DESCRIPTION OF PROPERTY

Our Chief Executive Officer, Daniel Mushin, provides us approximately 200 square feet of office space at 6222 Richmond Ave, Suite 360, Houston, Texas 77057, free of charge.  We do not have an agreement in place with Mr. Mushin for the rental of the office space, and neither party has any present plans to discontinue such arrangement.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not aware of any pending legal proceeding to which it is a party which is material to its business operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

No established public trading market exists for our common stock. In the future, we hope to find a market maker who will be willing to take the required steps to have our securities quoted on the Over-The-Counter Bulletin Board. We have a total of 50,000,000 shares of stock authorized, of which 14,884,621 are shares of common stock, $0.001 par value per share.  There were 14,884,621 shares of common stock issued and outstanding which shares were held by approximately 600 shareholders of record and no shares of preferred stock issued and outstanding. We have no outstanding shares of preferred stock as of the filing of this report.

Common Stock

Holders of shares of common stock are entitled to one vote per share on each matter submitted to a vote of shareholders. In the event of liquidation, holders of common stock are entitled to share pro rata in the distribution of assets remaining after payment of liabilities, if any. Holders of common stock have no cumulative voting rights, and, accordingly, the holders of a majority of the outstanding shares have he ability to elect all of the Directors. Holders of common stock have no preemptive or other rights to subscribe for shares. Holders of common stock are entitled to such dividends as may be declared by the Board of Directors out of funds legally available therefore. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

Dividend Policy

The Company has never paid a cash dividend on its Common Stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend.

Sales of Equity Securities:

On July 29, 2003, Atlantis acquired all of the issued and outstanding shares of common stock of Bederra Incorporated, a Texas corporation ("Bederra"), in exchange for the issuance of 3,000,000 shares of common stock, par value $.01 per share, to the holders of Bederra's common stock.  Bederra provided equipment leasing and financing to a diverse number of small and large companies throughout the U.S.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended for the above issuance, since the foregoing did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer.

In November 2004, Atlantis issued 25,000,000 restricted shares of common stock to American International Industries, Inc., in connection with an acquisition agreement, which acquisition agreement and shares were later cancelled by the parties.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended for the above issuance, since the foregoing did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer.

In December 2004, Atlantis’ then Chief Executive Officer, S.E. Altman entered into a letter agreement with Daniel Dror II Trust of 1998, a trust beneficially owned by Daniel Dror II, our current Chief Executive Officer and Director (the “Dror Trust” and the “Purchase Agreement”).  Pursuant to the Purchase Agreement, the Dror Trust had the right to purchase 6,820,000 shares of common stock of Atlantis held by Mr. Altman and various other affiliates of the Company for aggregate consideration of $150,000.  The $150,000 was eventually paid to Mr. Altman by Daniel Mushin, our current President and Director, on behalf of the Dror Trust, and the Dror Trust received the 6,820,000 shares of common stock.  The Purchase Agreement closed on February 28, 2005.   We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended for the above transfer, since the foregoing did not involve apublic offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer.

Additionally, the parties had agreed that Mr. Mushin would receive 7,500,000 shares of common stock in connection with services rendered in connection with the Purchase Agreement, which shares were issued to Mr. Mushin subsequent to the date of the Purchase Agreement.  The Purchase Agreement closed on February 28, 2005.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended for the above issuance, since the foregoing did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer.

In connection with the Purchase Agreement, Mr. Altman and certain of his family members cancelled an aggregate of approximately 726,164 shares of Atlantis common stock which they held.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with our financial statements.

This Report on Form 10-KSB contains forward looking statements relating to our future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

PLAN OF OPERATIONS

Our current business objective for the next twelve (12) months is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and/or raise additional funding and acquire material assets, of which there can be no assurance. Our principal business objective for the next twelve (12) months and beyond will be to achieve long-term growth potential through a combination or acquisition with a business rather than immediate, short-term earnings. We will not restrict our potential acquisition or combination candidate to any specific business, industry or geographical location and, thus, may acquire any type of business; however, we will initial focus our attention to potential oil and gas acquisitions, funding permitting, of which there can be no assurance.
We do not currently engage in any business activities that provide us with positive cash flows. As such, we anticipate that the costs of investigating and analyzing business combinations and/or acquisitions for the next approximately twelve (12) months and beyond will be paid with shareholder advances and loans from our current shareholders and officers and Directors, if needed, although no such shareholders, officers or Directors have committed to provide us any amounts of funding to date.

During the next twelve months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and
(ii)	costs relating to consummating an acquisition.

We believe we will be able to meet these costs with shareholder advances and loans, and/or officer or Director advances or loans, as described above.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is inneed of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.  The potential acquisition of material assets will require us to raise substantial additional capital, which funding may not be available on favorable terms, if at all.

Our officers and Directors, Mr. Daniel Dror II and Mr. Daniel Mushin have not had preliminary contact and discussions with representatives of other entities regarding a business combination with us and have not entered into any definitive agreements or understandings to date. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another. We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

YEAR ENDED DECEMBER 31, 2006, COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

We had no revenues for the year ended December 31, 2006 or 2005, and have not generated any revenues since approximately January 2003.

We had no operations for the years ended December 31, 2006 or 2005, and as a result had no expenses and no net loss for those years.

LIQUIDITY AND CAPITAL RESOURCES

We had no assets or liabilities as of December 31, 2006, as we are a shell company with no operations.

We currently plan to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently have any commitments from our officers and Directors or shareholders.  We are currently funded by our officers and Directors, but there are no agreements in place for them to continue to provide funding and there is no assurance that funding will be provided.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our audited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RISK FACTORS

Our business is subject to numerous risk factors, including the following:

WE HAVE A LIMITED OPERATING HISTORY AND NO ASSETS; WE ALSO HAVE NO COMMITMENTS FROM ANY OFFICERS, DIRECTORS OR SHAREHOLDERS TO PROVIDE US WITH ADDITIONAL FUNDING, AND HAVE ONLY NOMINAL CASH ON HAND. WE HAVE HAD NO OPERATIONS AND GENERATED NO REVENUES FOR APPROXIMATELY THE LAST THREE YEARS.

We have a limited operating history, and have had no operations nor any revenues or earnings from operations for approximately the last three years.  We have only a nominal amount of cash on hand.  We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination, due to funds loaned to us by our officers and Directors, of which there can be no assurance, as no officer, Director or shareholder has agreed to provide us such funding in the future. This may result in us incurring a net operating loss which will increase continuously until we can consummate a business combination with a target company. There is no assurance that we can identify such a target company and consummate such a business combination.  In the event that we are unable to raise sufficient funds to continue our operations until we can consummate a business combination, our securities will become worthless.

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT STOCKHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders.

THE NATURE OF OUR PROPOSED OPERATIONS IS HIGHLY SPECULATIVE.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control.

THE COMPANY’S SPIN-OFF OF BEDERRA MAY NOT HAVE BEEN PROPERLY AFFECTED AND/OR MAY NOT HAVE HAD AN AVAILABLE EXEMPTION FROM REGISTRATION FOR SUCH SPIN-OFF.

In January 2005, Atlantis’ Board of Directors agreed that it was in the best interests of the Company to divest its interest in Bederra, and the Company agreed to spin-off Bederra as a stand alone company, by giving each shareholder of the Company as of December 31, 2004, one share of Bederra for each share of the Company which they owned, effective as of January 1, 2005.  Since January 2005, the Company has had no operations or assets.  The Company’s current management had no control over the spin-off, and cannot verify whether the record date for the spin-off was properly set, that DTC and FINRA was properly notified and/or that the shares of Bederra were properly distributed pro-rata to every shareholder of the Company.  Additionally, the Company’s current management is not aware of the exemption from registration which was relied upon by the Company’s prior management for the spin-off transaction, as the spun-off shares were not registered with the Commission.  If the spin-off of Bederra was not properly affected, if a valid exemption from registration was not present and/or if any shareholders of the Company did not receive shares of Bederra in connection with the spin-off, we could face lawsuits or comments from the Commission, which could force us to expend a substantial amount of time and resources in defending or correcting.  Additionally, as we no longer have any control over Bederra, we may be unable to cure anydefects in the spin-off, and could be forced to pay judgments to our shareholders or penalties to the Commission in connection with any deficiencies in the spin-off process.  In the event that there were deficiencies in the spin-off of Bederra, we could be forced to abandon our business plan, the result of which would be that our common stock could become worthless.

OUR TOTAL AMOUNT OF ISSUED AND OUTSTANDING SHARE AMOUNTS MAY BE INCORRECT, AND WE MAY HAVE OUTSTANDING SHARES WHICH ARE UNACCOUNTED FOR.  WE ALSO HAVE POTENTIAL CONFLICTS OF INTEREST WITH OUR TRANSFER AGENT, WHICH IS CONTROLLED BY OUR FORMER CHIEF EXECUTIVE OFFICER AND DIRECTOR.

We have recently become aware that our transfer agent has historically been slow to reflect Company stock transactions, cancellations and issuances in our stock ledger.  We are also aware of a substantial number of shares which have been cancelled by the Company in the past, which shares may have been unilaterally cancelled, without proper consent of the shareholders holding those shares, and/or without proper corporate approval, the result of which may be that there are outstanding certificates evidencing shares of common stock which have previously been cancelled in the Company’s stock ledger, and which do not appear in the number of outstanding shares disclosed throughout this report, but which the Company may be forced to honor in the future. Additionally, our transfer agent is controlled by our former Chief Executive Officer and Director, S.E. Altman, who may have conflicts of interest with us in the future regarding potential deficiencies in the spin-off of Bederra (as described above) and/or potential conflicts of interest with our current officers and Directors in connection with the Purchase Agreement.  As a result of the fact that our transfer agent has been slow to affect stock transactions in the Company’s stock ledger and because of mix-ups in our previous shareholdings and share issuances, and because of potential conflicts of interest which exist between our transfer agent and the Company, we may have a larger number of shares outstanding than we currently show on our shareholders list. This difference, if present, may force us to revise our filings and/or may mean that the ownership percentage of certain shares of common stock disclosed throughout this report is incorrect.  If we are required to issue additional shares of common stock in the future relating to previous agreements which our current management was and/or is not aware, it could cause substantial dilution to our existing shareholders and/or we could face potential liability in connection with our failure to issue such.

WE ARE CURRENTLY DEFICIENT IN OUR FILINGS WITH THE COMMISSION AND WE MAY BE FORCED TO FILE OUR DEFICIENT SECURITIES AND EXCHANGE REPORTS IN THE FUTURE, WHICH COULD COST US SUBSTANTIAL TIME AND MONEY OR COULD CAUSE OUR SECURITIES TO BECOME WORTHLESS.

We filed a Form 10-SB in October 2003, which automatically became effective with the Commission.  As a result, we have been subject to the reporting requirements of the Securities Act of 1934, as amended (the “1934 Act”) since that date.  Consequently, we are deficient in our Form 10-KSB filings for the years ended December 31, 2003, 2004, 2005, and 2006 and will likely be deficient in our Form 10-KSB filing for the year ended December 31, 2007.  Additionally, we are deficient in our Form 10-QSB filings for the quarters ended March 31, June 30 and September 30, 2004, 2005, 2006 and 2007.  Additionally, we received numerous comments on our original Form 10-SB filing from the Commission, which comments have never been addressed, including comments regarding the inadequacy of disclosures and financial statements contained therein, the result of which is that we caution investors not to rely on any disclosures therein. Also, the Company has failed to file Form 8-K’s related to material corporate events, including material agreements, issuances of securities and changes in officers and Directors of the Company since the date it became subject to the 1934 Act.  Finally, our officers and Directors have been required to make Form 3 and Schedule 13d filings with the Commission regarding their beneficial ownership of our common stock since the date we became subject to the 1934 Act, which filings have not been made.  As a result of the 1934 Act deficiencies set forth above, and the fact that the Company does not currently have any cash on hand, it is likely that if the Commission requires the Company to prepare and file all of its deficientfilings and to correct and re-file its originally deficient Form 10-SB filing, that the Company will be forced to abandon its business plan, the result of which will be that the Company will never become current in its filings and any investment in the Company will become worthless.

INVESTORS WHO PURCHASE RESTRICTED SHARES IN THE COMPANY WILL NOT BE ABLE TO FREELY RESELL THOSE SHARES UNLESS CERTAIN FILING REQUIREMENTS ARE MET BY US, IF EVER.

Shareholders who hold restricted shares in “shell companies,” (and/or “blank check companies”) similar to the Company, are prohibited from relying on Rule 144 under the Securities Act of 1933, as amended (the “Act”), to sell their shares, until and unless the Company has ceased to be a shell company; the Company is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act of 1934, as amended (the “Exchange Act”); the Company has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the Company was required to file such reports and materials), other than Form 8-K; and at least one (1) year has elapsed from the time that the Company has filed current Form 10 type information with the Commission reflecting its status as an entity that is not a shell company.  As the Company is still a “shell company,” the Company will be required to enter into a business combination or acquisition with another entity, pursuant to which it ceases to be a “shell company,” and will then need to file Form 10 type information with the Commission, including information in connection with the Company’s then current business operations, material agreements, and audited financial information in connection with the business or operations acquired.  The Company will then be required to file all of its Exchange Act filings for a period of not less than one year from the date such Form 10 information is filed in order for any shareholders of restricted shares of common stock to be eligible to sell such shares pursuant to Rule 144 under the Act.  As a result, investors in the Company may not ever be eligible to re-sell their shares pursuant to Rule 144 if we are unable to affect a business combination, and even assuming we affect a business combination, in the event we do not make the required filings with the Commission and/or that we fail to meet our ongoing Exchange Act filing requirements thereafter.

THE ACQUISITION OF MATERIAL ASSETS WILL REQUIRE SUBSTANTIAL ADDITIONAL CAPITAL.

In addition to seeking out a merger or acquisition candidate, our current management plans to seek out potential assets for the Company to purchase, which search will initially be focused on the acquisition of oil and gas assets.  The consideration for any acquisition may include shares of our common stock and will likely include substantial additional capital which we will need to raise.  We may be unable to raise such capital and/or may be forced to raise such capital on unfavorable terms.  Our failure to raise any required additional capital to complete an acquisition will prevent us from consummating any future planned acquisitions.

THE COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS IS GREAT.

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities and assets. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

IT WILL BE IMPRACTICABLE FOR US TO CONDUCT AN EXHAUSTIVE INVESTIGATION PRIOR TO ANY BUSINESS COMBINATION, WHICH MAY LEAD TO A FAILURE TO MEET OUR FIDUCIARY OBLIGATIONS TO OUR SHAREHOLDERS.

Our limited funds and the fact that we only have two officers and Directors will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target company. The decision to enter into a business combination, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the principals and advisors associated with the business entity seeking our participation. Management may not be able to meet its fiduciary obligation to us and our stockholders due to the impracticability of completing thorough due diligence of a target company. By our failure to complete a thorough due diligence and exhaustive investigation of a target company, we are more susceptible to derivative litigation or other stockholder suits. In addition, this failure to meet our fiduciary obligations increases the likelihood of plaintiff success in such litigation.

WE HAVE NO CURRENT AGREEMENTS IN PLACE FOR A BUSINESS COMBINATION OR OTHER TRANSACTION, AND WE CURRENTLY HAVE NO STANDARDS FOR POTENTIAL BUSINESS COMBINATIONS, AND AS A RESULT, OUR MANAGEMENT HAS SOLE DISCRETION REGARDING ANY POTENTIAL BUSINESS COMBINATION.

We have no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Mr. Daniel Mushin and Mr. Daniel Dror II, our sole officers and Directors and controlling shareholders, have complete control and discretion with regard to our business and affairs. Mr. Mushin and Mr. Dror have complete discretion over whether or not we will enter into a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by us. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

ANY FUTURE BUSINESS COMBINATION IS HIGHLY DEPENDENT ON THE ACTIONS OF OUR OFFICERS AND DIRECTORS, WHO MAY ONLY HAVE A LIMITED AMOUNT OF TIME AVAILABLE TO CONCENTRATE ON US.

While seeking a business combination, management anticipates devoting only a limited amount of time per month to our business. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officers or Directors. Notwithstanding the combined limited experience and time commitment of management, the loss of the services of Mr. Dror or Mr. Mushin would adversely affect development of our business and likelihood of continuing operations.

OUR AUDITOR HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated nominal revenues since inception; and have not generated any revenues since approximately January 2005, nor have we had any operations since approximately January 2005. We had a total accumulated deficit of $ 218,729_ as of December 31, 2006 and no working capital deficit of as of December 31, 2006. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE AN ACQUISITION.

The Securities Exchange Act of 1934 (the "Exchange Act") requires reporting companies subject thereto, such as us, to provide certain information on Form 8-K about significant acquisitions including audited financial statements for the company acquired and a detailed description of the business operations and risks associated with such company's operations. The time and additional costs that may be incurred by some target companies to prepare such financial statements and descriptive information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Additionally, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Furthermore, we are currently deficient in our Exchange Act filings and have not filed any current or periodic reports since our Form 10-SB filing in October 2003.  It is likely that we will be required to update and file our deficient quarterly and annual reports with the Commission prior to any potential acquisition, which will require substantial additional funds.

WE HAVE NOT CONDUCTED ANY MARKET RESEARCH REGARDING ANY POTENTIAL BUSINESS COMBINATIONS.

We have neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by us. Even in the event demand exists for a transaction of the type contemplated by us, there is no assurance we will be successful in completing any such business combination.

WE DO NOT PLAN TO DIVERSIFY OUR OPERATIONS IN THE EVENT OF A BUSINESS COMBINATION.

Our proposed operations, even if successful, will in all likelihood result in our engaging in a business combination with only one target company. Consequently, our activities will be limited to those engaged in by the business entity which we will merge with or acquire. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

A BUSINESS COMBINATION MAY RESULT IN A CHANGE IN CONTROL IN OUR MANAGEMENT.

A business combination involving the issuance of our common stock may result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require our shareholder to sell or transfer all or a portion of their common stock. The resulting change in control of the Company, if such change in control occurs, will likely result in removal of our current officers and Directors and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS COMBINATION.

Our primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in our issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock would result in a reduction in percentage of shares owned by our present shareholders and could therefore result in a change in control of our management.

FEDERAL AND STATE TAXATION RULES COULD ADVERSELY EFFECT ANY BUSINESS COMBINATION WE MAY UNDERTAKE.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

WE MAY BE FORCED TO RELY ON UNAUDITED FINANCIAL STATEMENTS IN CONNECTION WITH ANY BUSINESS COMBINATION.

We will require audited financial statements from any business entity we propose to acquire. No assurance can be given; however, that audited financials will be available to us prior to a business combination. In cases where audited financials are unavailable, we will have to rely upon unaudited information that has not been verified by outside auditors in making our decision to engage in a transaction with the business entity. The lack of the type of independent verification which audited financial statements would provide increases the risk that we, in evaluating a transaction with such a target company, will not have the benefit of full and accurate information about the financial condition and operating history of the target company. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for us.

OUR BUSINESS WILL HAVE NO REVENUES UNLESS AND UNTIL WE MERGE WITH OR ACQUIRE AN OPERATING BUSINESS OR ASSETS.

We have had no revenues from operations for approximately the past three years. We have had no operations for approximately the past three years. We may not realize any revenues unless and until we successfully merge with or acquire an operating business or material assets, of which there can be no assurance.

THE COMPANY MAY ISSUE MORE SHARES IN CONNECTION WITH A MERGER OR ACQUISITION, WHICH WOULD RESULT IN SUBSTANTIAL DILUTION.

Our Certificate of Incorporation authorizes the issuance of a maximum of 50,000,000 shares of common stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

THERE IS NO PUBLIC MARKET FOR OUR COMMON STOCK, NOR HAVE WE EVER PAID DIVIDENDS ON OUR COMMON STOCK.

There is no public trading market for our common stock, and none is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and such business files a registration statement under the Securities Act. Additionally, we have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

WE CANNOT ASSURE YOU THAT FOLLOWING A BUSINESS COMBINATION WITH AN OPERATING BUSINESS WE WILL BE ABLE TO QUOTE OUR COMMON STOCK ON THE OTCBB.

Following a business combination, we may seek the listing of our common stock on the OTCBB. After completing a business combination, until our common stock is listed on the OTC Bulletin Board, our common stock may be listed on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination. Additionally, there can be no assurances that we will be able to obtain listing on the OTC Bulletin Board or the "pink sheets," which failure could cause our common stock become worthless.

PRINCIPAL STOCKHOLDERS MAY ENGAGE IN A TRANSACTION TO CAUSE THE COMPANY TO REPURCHASE THEIR SHARES OF COMMON STOCK.

In order to provide control of the Company to a third party, our principal stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized for the Company to repurchase shares of common stock held by such principal stockholders. As a result of such transaction, our management, principal stockholders and Board of Directors may change.

OUR OFFICERS AND DIRECTORS HOLD A MAJORITY OF OUR OUTSTANDING SHARES OF COMMON STOCK.

Our officers and Directors, Daniel Dror II and Daniel Mushin currently own or control approximately 95.3% of all the issued and outstanding capital stock of the Company. Consequently, they control the operations of the Company and, acting together, will have the ability to control substantially all matters submitted to stockholders for approval, including:

o	The adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

o	Any amendment of the Company's certificate of incorporation or bylaws;

o	The removal of any directors; and

o	The election of the board of directors;

Therefore, Mr. Dror and Mr. Mushin will have substantial influence over our management and affairs and other stockholders of the Company will possess no practical ability to remove our current management or effect the operations of the business of the Company. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation.

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

     We have audited the accompanying balance sheet of Atlantis International Corporation, a development stage company, as of December 31, 2006 and the related statements of operations, shareholders' deficit and cash flows for the years ended December 31, 2006 and 2005 and the period January 1, 2005 to December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit, such financial statements present fairly, in all material respects, the financial position of Atlantis International Corporation as of December 31, 2006 and the results of its operations and its cash flows for each of the years ended December 31, 2006 and 2005 and for the period from January 1, 2005 to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company does not have assets or sources of revenue, which raises substantial doubt about its ability to continue as a going concern.  Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Thomas Leger & Co., L.L.P.

May 15, 2007
Houston, Texas

ATLANTIS INTERNATIONAL  CORPORATION

A DEVELOPMENT STAGE COMPANY
BALANCE SHEET

December 31, 2006

ASSETS	2006

CURRENT ASSETS	$-

TOTAL ASSETS	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES	$-

TOTAL LIABILITIES
SHAREHOLDER'S DEFICIT
Common stock, 50,000,000 shares authorized at $.001 par value, 14,884,621 shares issued and outstanding	148,846
Paid in Capital	69,883
Accumulated deficit during the development stage	(218,729)

Total shareholder's deficit	-

TOTAL LIABILITIES AND SHAREHOLDER'S DEFICIT	$-

The accompanying notes are an integral part of the financial statements.

ATLANTIS INTERNATIONAL CORPORATION

A DEVELOPMENT STAGE COMPANY
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2006	2005	From Inception January 1, 2005 through December 31, 2006
REVENUE	$-	$-	$-

Total revenue	-	-	-

EXPENSES

Stock Acquisition	-	150,000	150,000
Stock Compensation	-	68,729	68,729

Total expenses	$-	$218,729	$218,729

NET LOSS	$-	$218,729	$218,729

Basic and diluted loss per share	$-	$(.02)	$(.02)

Basic weighted average shares outstanding	14,884,621	14,884,621	14,884,621

The accompanying notes are an integral part of the financial statements.

ATLANTIS INTERNATIONAL CORPORATION

A DEVELOPMENT STAGE COMPANY
STATEMENTS OF SHAREHOLDER'S DEFICIT
PERIOD FROM DATE OF DEVELOPMENT STAGE (JANUARY 1, 2005) TO DECEMBER 31, 2006

	Common		Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total
Balance, December 31, 2004	7,416,204	$74,162	$(74,162)	$-	$
Net loss		-	-	-
Balance, December 31, 2005	7,416,204	74,162	(74,162)	-		-
Net loss		-		(218,729)		(218,729)
January 22, 2006 (Issued)	7,500,000	75,000	75,000			150,000
March 22, 2006 (Issued)	6,820,000	68,200	529	-		68,729
March 22, 2006 (Cancelled)	(6,851,583)	(68,516)	68,516	-		-

Balance, December 31, 2006	14,884,621	$148,846	$69,883	$(218,729)		$-

The accompanying notes are an integral part of the financial statements

ATLANTIS INTERNATIONAL  CORPORATION

A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31

	2006	2005	From Inception January 1, 2005 through December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES	$-	$-	$-
Net income	-	-	-

Net cash provided by operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities	-	-	-

NET INCREASE IN CASH AND CASH EQUIVALENTS
CASH, Beginning of year	-	-	-

CASH, End of year	$-	$-	$-

The accompanying notes are an integral part of the financial statements

ATLANTIS INTERNATIONAL CORPORATION

A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Business Combination

Atlantis International Corporation (the “Company”) was incorporated in New Jersey in 1959.  On January 1, 2005, the Company divested itself of its subsidiary Bederra Corporation (“Bederra”). The proforma effects of the divestiture do not have an effect on the Company’s financial statements.

Basis of Presentation and Consolidation

 Due to the divestiture of its only operation subsidiary, the Company became a development stage company on January 1, 2005.  There currently is no financial activity for the Company.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Revenue Recognition

The Company currently has no revenue.

Cash and Cash Equivalents

The Company considers all short-term securities purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

The Company currently has no property, plant or equipment.

Income Taxes

The Company currently has no financial activity and does not have any income taxes.

  Net Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.

2.   GOING CONCERN

The Company’s financial statements are prepared with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the company does not have sufficient cash or other material assets, nor does it have an established source of revenues sufficient to covert its operating costs and to allow it to continue as a going concern.  It is the intent of the Company to seek a merger with an existing, operating company.

3  COMMON STOCK

The Company has 50,000,000 shares authorized with a par value of $0.001 per share, and 14, 884,621 shares issued and outstanding.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our controls were not effective because we failed to allocate sufficient resources to our accounting function to timely file our 2003, 2004, 2005 and 2006 annual and quarterly reports and our 2007 quarterly reports.

In connection with the completion of its audit of, and the issuance of a report on May 15, 2007, of the Company’s financial statements for the year ended December 31, 2006 and 2005, Thomas Leger & Co., L.L.P. (“Leger”) identified deficiencies in the design or operation of the Company’s internal controls that it considers to be material weaknesses in the effectiveness of the Company’s internal controls pursuant to standards established by the Public Company Accounting Oversight Board.  A “material weakness” is a deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Specifically, Leger found that:

•
The Company has an overall lack of segregation of duties as well as a lack of necessary corporate accounting resources related to the financial reporting process and accounting functions as the Company does not have any full time personnel to distribute the duties among. The Company’s President serves as both Chief Executive Officer and Chief Financial Officer of the Company.  In addition, the Company utilizes the services of a contract accountant on a part time basis in the absence of internal accounting personnel.  Accordingly, certain functional and monitoring controls have not been segregated.

•
The Company did not maintain effective controls over the financial reporting process including the preparation of certain financial statement disclosures in accordance with U.S. Generally Accepted Accounting Principles and the accounting for non-routine transactions because it had limited financial reporting personnel. As a result, the financial statements did not have a value placed on stock issued for services, which effected the income statement, and a going concern footnote was included in the footnotes to the financial statements contained herein.

Our management has recently rededicated the Company’s resources to filing periodic and current reports on time and believes that moving forward, assuming we are able to bring our filings current with the Commission, that we will be able to timely file our periodic reports with the Commission, as our current management intends to allocate sufficient resources to timely file our periodic and current reports with the Commission.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the three months ended December 31, 2006 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS:

The Directors and Officers of the Company as the date of this filing are as follows:

Name	Age	Position

Daniel Mushin	54	President, Secretary, Treasurer and Director

Daniel Dror II	32	Chief Executive Officer, Chief Financial Officer and Director

Daniel Mushin

Mr. Mushin has served as our President, Secretary, Treasurer and Director since February 2005. Mr. Mushin has served as the President of DM Diamond, a diamond wholesaler, since October 1990.

Daniel Dror II

Mr. Dror has served as our Chief Executive Officer, Chief Financial Officer and Director since February 2005. Mr. Dror has been self employed in business and real estate since 1995.

Employment and Consulting Agreements

There are currently no employment or consulting agreements between us and Mr. Dror or Mr. Mushin.

Audit Committee

As of the date of this filing, we have no Audit Committee in place nor any immediate plans to form one. However, if or when we are required to maintain an Audit Committee pursuant to the Sarbanes-Oxley act of 2002, we plan to take steps to comply with such requirement.

ITEM 10. EXECUTIVE COMPENSATION

Name& Principal Position	Year	Salary ($ )	Other Annual Compen- sation	Options SARs	Restricted Stock Awards	Total Compen sation -

Daniel Dror II	2006	0	-	-	-	0
CEO, CFO and Director	2005 (1)	0	-	-	-	0

Daniel Mushin	2006	0	-	-	-	0
President and Director	2005 (2)	0	-	-	-	0

S.E. Altman	2005 (3)	0	-	-	-	0
Former CEO and Director	2004	0	-	-	-	0

Graham Williams	2004(4)	0	(5)	(5)	(5)	(5)
Former Director

(1) Appointed as CEO, CFO and Director on January 21, 2005.
(2) Appointed as President and Director on January 21, 2005.
(3) Resigned as President and CEO in January 2005, and as CFO and Director in February 2005.
(4) Resigned in January 2005.
(5) No consideration known to the Company’s current management.

Salaries above do not include perquisites and other personal benefits in amounts which in aggregate total less than $10,000 of the total annual salary and other compensation. No Executive Officer received any Bonuses, SARS, or LTIP Payouts during the three years ended December 31, 2006.

COMPENSATION DISCUSSION AND ANALYSIS

Director Compensation

No non-executive members of our Board of Directors currently receive any compensation for any services performed in their capacity as a Director of the Company, however, the Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation

Our Board of Directors, consisting of Mr. Daniel Dror II and Mr. Daniel Mushin determine the compensation given to our executive officers in their sole determination.  Currently we do not accrue or pay any salaries or any compensation to any of our officers or Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 7, 2008, with respect to the beneficial ownership of the Common Stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the Common Stock:

Percentage of
	Common Stock	Total Voting
Name and Address (1)	Beneficially Owned	Shares(2)
	7,500,000 6,820,000	50.4% 45.8%
Daniel Mushin
Daniel Dror II

All officers and Directors as a Group (2 Persons)	14,320,000	95.7%

(1)	Mr. Dror and Mr. Mushin’s address is the Company’s address.
(2)	Based on 14,884,621 shares of common stock outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In October 2004, Charles S. Cohen resigned as Vice President and Director of the Company.

In January 2005, S.E. Altman resigned as President and Chief Executive Officer.

In October 2004, Graham Williams resigned as Secretary, Treasurer and as a Director of the Company.

In December 2004, Atlantis’ then Chief Executive Officer, S.E. Altman entered into a letter agreement with Daniel Dror II Trust of 1998, a trust beneficially owned by Daniel Dror II, our current Chief Executive Officer and Director (the “Dror Trust” and the “Purchase Agreement”).  Pursuant to the Purchase Agreement, the Dror Trust had the right to purchase 6,820,000 shares of common stock of Atlantis held by Mr. Altman and various other affiliates of the Company for aggregate consideration of $150,000.  The $150,000 was eventually paid to Mr. Altman by Daniel Mushin, our current President and Director, on behalf of the Dror Trust, and the Dror Trust received the 6,820,000 shares of common stock.  The Purchase Agreement closed on February 28, 2005.

Additionally, the parties had agreed that Mr. Mushin would receive 7,500,000 shares of common stock in connection with services rendered in connection with the Purchase Agreement, which shares were issued to Mr. Mushin subsequent to the date of the Purchase Agreement.  The Purchase Agreement closed on February 28, 2005.

In January 2005, Atlantis’ Board of Directors agreed that it was in the best interests of the Company to divest its interest in Bederra, and the Company agreed to spin-off Bederra as a stand alone company, by giving each shareholder of the Company as of December 31, 2004, one share of Bederra for each share of the Company which they owned, effective as of January 1, 2005.  Since January 2005, the Company has had no operations or assets.

In February 2005, S.E. Altman resigned as Chief Financial Officer and Director.

In February 2005, Daniel Mushin was appointed as President, Secretary, Treasurer and as a Director of the Company.

In February 2005, Daniel Dror II was appointed as Chief Executive Officer, Chief Financial Officer and as a Director of the Company.

ITEM 13. EXHIBITS.

3.1(1)	Articles of Incorporation

3.2(1)	Bylaws

10.1(1)	Stock Exchange Agreement with Bederra, Inc.

31*	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Attached hereto.

(1) Filed as an exhibit to our Form 10-SB filed with the Commission October 10, 2003, and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed by our principal independent auditors, for professional services rendered in connection with the audit of our annual financial statements for the periods ended December 31, 2006 and 2005 was $7,500.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIS INTERNATIONAL CORPORATION

DATED: January 28, 2008

By: /s/ Daniel Dror II
Daniel Dror II
Chief Executive Officer and Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Daniel Mushin	President, Treasurer, Secretary and Director	January 28, 2008
Daniel Mushin

/s/ Daniel Dror II	Chief Executive	January 28, 2008
Daniel Dror II	Officer, Chief Financial Officer and Director